Form 10-Q
period 2012-03-31
CHARLOTTE CAPITAL CORP
filed 2012-05-21
CIK 1513904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission file number 333-175344

CHARLOTTE CAPITAL CORP.

 (Exact name of small business issuer as specified in its charter)

Delaware	27-5028174
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

81 Dow Jones St. Ste 8, Henderson, Nevada,  89074

  (Address of principal executive offices)

(Issuer's telephone number) (702) 466-3333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .    No   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X .    No       .

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

As of May 21, 2012, there were 8,000,000 shares of common stock, par value $.0001 per share.

This report has not been reviewed by the independent auditor in accordance with the Act; however, the Company intends to submit an amended report reviewed by the independent auditor in due course.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

CHARLOTTE CAPITAL CORP.

(A Development Stage Company)

Unaudited Financial Statements

For the three month period ended March 31, 2012

Page(s)

Unaudited Balance Sheet as of March 31, 2012	4

Unaudited Statements of Operations for the three and six month period ended March 31, 2012	5

Unaudited Statements of Cash Flows for the three and six month period ended March 31, 2012	6

Unaudited Notes to the Financial Statements	7

Charlotte Capital Corp.
(A Development Stage Company)
Unaudited Balance Sheets

March 31,
2021
ASSETS

Current assets
Cash in escrow	$90,800
Total current assets	90,800

Total assets	$90,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$0
Total liabilities (All Current)	0

Stockholders' (Deficit) Equity
Common Stock: $0.001 par value, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding as of March 31, 2012	9,000
Additional paid in capital	116,000
Deficit accumulated during the development stage	(34,200)
Total stockholders' (deficit) equity	90,800

Total liabilities and stockholders' (deficit) equity	$90,800

See accompanying notes to financial statements

Charlotte Capital Corp.
(A Development Stage Company)
Unaudited Statement of Operations

	For the three month Period ended March 31, 2012	For the Period from Inception on February 7, 2011 to March 31, 2012

Revenue	$-	$-

Operating Expenses
General and administrative	9,200	9,388
Consulting fees	-	15,000
Professional fees	-	9,812
Total Operating Expenses	9,200	34,200

Net loss	$(9,200)	$(34,200)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,000,000	9,000,000

See accompanying notes to financial statements

Charlotte Capital Corp.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	For the three month period ended March 31, 2012	For the Period From Feb. 7, 2011 (Inception) to March 31, 2012
Cash flows from operating activities
Net loss	$(9,200)	$(34,200)
Adjustments to reconcile net loss to net cash used by operating activities	-	(2,500)
Accounts payable	-	2,500

Net cash used in operating activities	(9,200)	(34,200)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of stock	100,000	125,000
Net cash provided by financing activities	100,000	125,000

Net change in cash	90,800	90,800

Cash at beginning of period	-	-

Cash at end of period	$90,800	$90,800

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

CHARLOTTE CAPITAL CORP.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

For the Three Month Period Ended March 31, 2012

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Charlotte Capital Corp. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Charlotte Capital Corp. (the Company) was incorporated in the State of Delaware on Feb. 7, 2011. Charlotte Capital Corp. is a development stage company with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on  Charlotte Capital Corp.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Charlotte Capital Corp.s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

CHARLOTTE CAPITAL CORP.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

For the Three Month Period Ended March 31, 2012

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with a par value of $0.001. Currently, there were eight million (8,000,000) shares of common stock have been issued and outstanding as of March 31, 2012 and 1,000,000 shares held in the Company’s 419 escrow.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

CHARLOTTE CAPITAL CORP.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

For the Three Month Period Ended March 31, 2012

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter.

Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE B – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Management expects to seek potential business opportunities for merger or acquisition of existing companies. Currently the Company has yet to locate any merger of acquisition candidates. Management is not currently limiting their search for merger or acquisition candidates to any industry or locations. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company.

CHARLOTTE CAPITAL CORP.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

For the Three Month Period Ended March 31, 2012

NOTE C – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE D – COMMON STOCK

On or about Feb. 8, 2011, Nicole Anderson, our officer and director, paid $25,000 for professional fees for the incorporation of the Company with personal funds on behalf of the Company. Subsequently, she received reimbursement from the company through issuance of 8,000,000 shares of common stock at $0.003125 per share. The price of the common stock issued to them was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no material assets.

The Company’s Form S-1 Registration Statement (Amendment #8 filed January 23, 2012) was declared effective by the Securities and Exchange Commission (“SEC”) on January 25, 2012 at 3:00PM EST (the “Registered Offering”). Pursuant to this Registered Offering, the Company was approved to sell a minimum of 250,000 shares of Common Stock and a maximum of 1,000,000 shares of Common Stock at $0.10 per share. Nicole Anderson, the sole officer and director of the Company, registered 8,000,000 shares of Common Stock for resale for $0.10 per share (the “Selling Shareholder”) in the Registered Offering. On February 13, 2012, the Company filed a prospectus with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 24, 2012, the Company officially closed the Registered Offering.  Pursuant to this Registered Offering, the Company sold the maximum of 1,000,000 shares of Common Stock at $0.10 per share, or $100,000 USD in the aggregate.  Additionally, Nicole Anderson sold 1,355,000 shares of Common Stock at $0l.10 per share, or $135,500 USD in the aggregate. The 2,335,500 shares of Common Stock sold in the Registered Offering were purchased by twenty-two shareholders of record.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2012 through the date of this Report.  The Company determined that it did not have any other subsequent events through May 21, 2012, which is the date the financial statements were included in this amendment, requiring recording or disclosure in the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Charlotte Capital Corp. ("Charlotte" or the "Company"), incorporated in the State of Delaware on Feb. 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company was formed by Nicole Anderson, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Ms. Anderson serves as President, Secretary, Treasurer and Director. Ms. Anderson determined next to proceed with filing a Form S-1. Ms. Anderson has no specific experience, qualification, attributes or skills to perform as a director of a blank check company nor in the acquisition of acquisition candidates.

Ms. Anderson, the President and Director, elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale securities of "blank check" companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Ms. Anderson as the sole officer and director and sole signatory on this registration statement is bound thereby by Rule 419 as it relates to the sale of her shares.

The Company is conducting a "Blank Check" offering subject to Rule 419 of Regulation C as promulgated by the U.S. Securities and Exchange Commission (the "S.E.C.") under the Securities Act of 1933, as amended (the "Securities Act").The offering proceeds and the securities to be issued to investors must be deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively). While held in the escrow account, the deposited securities may not be traded or transferred . Except for an amount up to 10% of the deposited funds otherwise releasable under Rule 419, the deposited funds and the deposited securities may not be released until an acquisition meeting certain specified criteria (See Plan of Distribution)has been consummated and 80% of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. Pursuant to these procedures, a new prospectus, which describes an acquisition candidate and its business and includes audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. Unless 80% of investors elect to remain investors, all investors will be entitled to the return of a pro rata portion of the deposited funds and none of the deposited securities will be issued to investors. Up to 10% of the deposited funds may not be available to investors if such funds are released to the company as permitted by Rule 419. In the event an acquisition is not consummated within 18 months of the effective date of this prospectus, the deposited funds will be returned on a pro rata basis to all investors.

The Company’s Form S-1 Registration Statement (Amendment #8 filed January 23, 2012) was declared effective by the Securities and Exchange Commission (“SEC”) on January 25, 2012 at 3:00PM EST (the “Registered Offering”). Pursuant to this Registered Offering, the Company was approved to sell a minimum of 250,000 shares of Common Stock and a maximum of 1,000,000 shares of Common Stock at $0.10 per share. Nicole Anderson, the sole officer and director of the Company, registered 8,000,000 shares of Common Stock for resale for $0.10 per share (the “Selling Shareholder”) in the Registered Offering. On February 13, 2012, the Company filed a prospectus with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 24, 2012, the Company officially closed the Registered Offering. Pursuant to this Registered Offering, the Company sold the maximum of 1,000,000 shares of Common Stock at $0.10 per share, or $100,000 USD in the aggregate. Additionally, Nicole Anderson sold 1,355,000 shares of Common Stock at $0l.10 per share, or $135,500 USD in the aggregate. The 2,335,500 shares of Common Stock sold in the Registered Offering were purchased by twenty-two shareholders of record.

On February 28, 2012, the Company started material negotiations with Equities.com, Inc., a Nevada corporation (hereinafter referred to as “Equities”). Equities was incorporated on March 8, 2011. Equities is building first global news, data, research, education and social networking platform that will provide a complete paradigm shift for the interaction between its visitors/members and the exchanges, public companies and market sectors it serves. ECI is the premiere social network and comprehensive resource center for the “self-directed investors” from around the world covering a broad spectrum of investment types and market sectors, including but not limited to Stocks, ADRs, ETFs, Mutual Funds, Options, Futures and Commodities from approximately 300 Exchanges around the world. Currently, Equities is a fully operational company with revenues from ongoing operations, and as such, is not defined as a “Shell Company” under Rule 405 of the Securities Act.

The reconfirmation offer must commence within five business days after the effective date of the post-effective amendment. The post effective amendment will contain information about the acquisition/merger candidate including their financials. The reconfirmation is for the protection of the investors as investors will have an opportunity to review information on the merger/acquisition entity and to have their subscriptions canceled and payment refunded or reconfirm their subscriptions. Pursuant to Rule 419, the terms of the reconfirmation offer must include the following conditions:

(1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the post-effective amendment;

2) Each investor will have no fewer than 20, and no more than 45, business days from the effective date of the post-effective amendment to notify the Company in writing that the investor elects to remain an investor;

(3) If the Company does not receive written notification from any investor within 45 business days following the effective date, the pro rata portion of the Deposited Funds held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means;

(4) The acquisition(s) will be consummated only if investors having contributed 80% of the maximum offering proceeds elect to reconfirm their investments; and

(5) If a consummated acquisition(s) has not occurred within 18 months from the date of this prospectus, the Deposited Funds held in the escrow account shall be returned to all investors on a pro rata basis within five business days by first class mail or other equally prompt means minus up to 10% that may be released to the registrant after reaching the minimum offering.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012

The Company incurred a net loss of $9,200 for the three month period ended March 31, 2012 as compared to a net loss of $25,000 for the three month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been shareholders.   At March 31, 2012 the Company had $0 in assets compared to $0 on March 31, 2011 and $0 in liabilities at March 31, 2012 compared to $0 in liabilities on March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

As the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclose controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost verses benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There were no legal proceedings pending during the period.

Item 1A. Risk Factors.

The key risk facing the company is funding shortfalls.   The Company has a History of Losses, Which May Continue and May Negatively Impact our Ability to achieve our Business Objectives. We cannot assure investors that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the ongoing operations of an emerging renewable energy business enterprise. There can be no assurance that future operations will be profitable.

Revenues and profits, if any, will depend upon various factors, including whether we will be able to create revenue. The Company may not  achieve our business objectives and the failure to achieve such goals would have an adverse impact on The Company.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

Many Of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do and Those Advantages Could Make It Difficult For Us to Compete With Them.  The energy industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:  obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form of our stock declines. All of the shares, including all of the shares assumable upon conversion of the notes and presets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item.2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2012, the Company officially closed the Registered Offering.  Pursuant to this Registered Offering, the Company sold the maximum of 1,000,000 shares of Common Stock at $0.10 per share, or $100,000 USD in the aggregate.  Additionally, Nicole Anderson sold 1,355,000 shares of Common Stock at $0l.10 per share, or $135,500 USD in the aggregate. The 2,335,500 shares of Common Stock sold in the Registered Offering were purchased by twenty-two shareholders of record.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE CAPITAL CORP. (Registrant)

By:	/s/ Nicole Anderson
Nicole Anderson
Chief Executive Officer

By:	/s/ Nicole Anderson
Nicole Anderson
Chief Financial Officer

Dated: May 21, 2012